Form 10-Q
period 2015-04-30
LUMIOX, INC.
filed 2015-06-15
CIK 1631001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-201647

LUMIOX, INC.
(Exact name of registrant as specified in its charter)

Nevada	61-1742034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Office 7, Vaynor House 2, Vaynor Road Milford Haven, Pembrokeshire, UK SA73 2NB
(Address of principal executive offices)

08081782620
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [  ]

As of June 15, 2015, there 25,000,000 shares of the issuer's common stock, par value $0.001, outstanding.

LUMIOX, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's October 31, 2014 Form S-1/A filed with the Securities and Exchange Commission on April 21, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending October 31, 2015.

LUMIOX, INC.

UNAUDITED FINANCIAL STATEMENTS

For The Three and Six Months Ended April 30, 2015

Lumiox, Inc.
Condensed Balance Sheets

	April 30, 2015	October 31, 2014
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$4,002	$15,483
Inventory	1,762	-
TOTAL ASSETS	$5,764	$15,483

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$6,500	$-
Due to related party	322	322
TOTAL LIABILITIES	6,822	322

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock, par value $0.001, 75,000,000 shares authorized, 25,000,000 shares issued and outstanding	25,000	25,000
Accumulated deficit	(26,058)	(9,839)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,058)	15,161

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$5,764	$15,483

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended	Six Months Ended
	April 30, 2015	April 30, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	190	1,119
Professional fees	11,500	15,100
Total Operating Expenses	11,690	16,219
NET LOSS BEFORE INCOME TAX	(11,690)	(16,219)
Provision for income taxes	-	-
NET LOSS	$(11,690)	$(16,219)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	25,000,000	25,000,000

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.
Condensed Statement of Cash Flows
(Unaudited)

Six Months Ended
April 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,219)
Adjustment to reconcile net income to net cash provided by operations:
Changes in operating assets and liabilities:
Inventory	(1,762)
Accounts payable and accrued liabilities	6,500
Net cash used in operating activities	(11,481)

Net decrease in cash and cash equivalents	(11,481)
Cash and cash equivalents - beginning of period	15,483
Cash and cash equivalents - end of period	$4,002

Supplemental Cash Flow:
Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these financial statements.

LUMIOX, INC.
Notes to the Condensed Interim Financial Statements
For The Three and Six Months Ended April 30, 2015

NOTE 1 -   ORGANIZATION AND DESCRIPTION OF BUSINESS

LUMIOX, INC. (the "Company") is a Nevada corporation incorporated on July 18, 2014. It is based in Fernley, NV, USA, and the Company's fiscal year end is October 31.

The Company intends to engage in the business of online light-lighting-distribution and Wholesale. To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States and presented in US dollars.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2014 audited financial statements.  The results of operations for the period ended April 30, 2015 are not necessarily indicative of the operating results for the full years ending October 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $4,002 and $15,483 cash as at April 30, 2015 and October 31, 2014, respectively.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures",  which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist of Cash and cash equivalents and amounts due to related party. The fair value of the Company's financial instruments approximates their carrying value due to the short maturity of these instruments.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at April 30, 2015 and October 31, 2014, the Company had $1,762 and $0 inventory, respectively and the Company determined that no reserve was required.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition." No revenue has been recognized since inception. However, the Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Start-Up Costs

In accordance with ASC 720, "Start-up Costs", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ending April 30, 2015.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at April 30, 2015 and October 31, 2014.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2015.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 -GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended April 30, 2015, the Company earned no revenues and had a net loss from operations of $16,219. At April 30, 2015, the Company had capital deficiency of $1,058 and an accumulated deficit of $26,508.

The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -   EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Shares

On August 14, 2014, the company issued 25,000,000 shares to an officer and director at $0.001 per for $25,000 cash.

During the period ended April 30, 2015, no shares were issued. As at April 30, 2015 and October 31, 2014, the Company had 25,000,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 14, 2014, the company issued 25,000,000 shares to an officer and director at $0.001 per for $25,000 cash.

As at April 30, 2015, the Company was obligated to an officer and director, for an unsecured, non-interest bearing demand loan with a balance of $322.

NOTE 6 -PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Three Months Ended	Six Months Ended
	April 30, 2015	April 30, 2015
Income tax expense at statutory rate	$(3,975)	$(5,515)
Valuation allowance	3,975	5,515
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of:

	April 30, 2015	October 31, 2014
NOL Carryover	$8,860	$3,345
Valuation allowance	(8,860)	(3,345)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $26,058, which expire commencing in fiscal 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued, June 10, 2015, and through the date that they were filed and based on our evaluation no material events have occurred that require disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Risk Factors" section in our Registration Statement Form S-1/A filed on April 21, 2015.  You should carefully review the risks described in our Registration Statement Form S-1/A and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Lumiox," "we," "us," or "our" are to LUMIOX, INC.

Corporate Overview

LUMIOX, INC. was incorporated in the State of Nevada on July 18, 2014. Lumiox intends to engage in the business of online light-lighting-distribution and Wholesale.

Our fiscal year end is October.  Our business address is Office 7, Vaynor House 2, Vaynor Road Milford Haven, Pembrokeshire, UK SA73 2NB. The address of our agent for service in Nevada and registered corporate office is 564 Wedge Lane, Fernley, NV 89408.  Our telephone number is 08081782620.

Results of Operations

The following table provides selected financial data about our company for the period ended April 30, 2015 and the year ended October 31, 2014.

	April 30, 2015	October 31, 2014
Cash	$4,002	$15,483
Inventory	$1,762	$-
Total Assets	$5,764	$15,483
Total Liabilities	$6,822	$322
Stockholders' Equity (Deficit)	$(1,058)	$15,161

Our decrease in cash of $11,481 was attributed to cash used in operating expenses during the period ended April 30, 2015.

The following summary of our results of operations, for the three and six months ended April 30, 2015, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended	Six Months Ended
	April 30, 2015	April 30, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	190	1,119
Professional fees	11,500	15,100
Total Operating Expenses	11,690	16,219
NET LOSS BEFORE INCOME TAX	(11,690)	(16,219)
Provision for income taxes	-	-
NET LOSS	$(11,690)	$(16,219)

Three months ending April 30, 2015:

For the three months ended April 30, 2015, we had revenue of $0.

We incurred $190 in general and administrative expenses and $11,500 in professional fees, resulting in an operating and net loss of $11,690. The professional fees were primarily related to our registration statement.

Six months ending April 30, 2015:

For the six months ended April 30, 2015, we had revenue of $0.

For the six months ended April 30, 2015, we incurred $1,119 in general and administrative expenses and $15,100 in professional fees, resulting in an operating and net loss of $16,219. The professional fees were primarily related to our registration statement.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

To meet our need for cash, we intended to raise money from our Initial Public Offering ("Offering").  On April 21, 2015, the Company filed a Prospectus as part of its Registration Statement on Form S-1/A which the Company sought to raise $80,000 under the Offering through issuance of 16,000,000 shares at $0.005 per share. As of the date of this report, the Company has not yet issued any common stock to investors through this Offering.

To date we have had minimal develop of our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

As at April 30, 2015, our cash balance was $4,002 and we had current liabilities $6,822.

We had no material commitments for capital expenditures as of April 30, 2015.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of April 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	April 30, 2015	October 31, 2014
Current Assets	$5,764	$15,483
Current Liabilities	$6,822	$322
Working Capital	$(1,058)	$15,161

Cash Flows

Six Months Ended
April 30, 2015
Cash Flows used in Operating Activities	$(11,481)
Cash Flows from Investing Activities	-
Cash Flows from Financing Activities	-
Net Decrease in Cash During Period	$(11,481)

As at April 30, 2015, our company's cash balance was $4,002 compared to $15,483 as at October 31, 2014 and our total assets were $5,764 compared to $15,843 as at October 31, 2014. The decrease in cash and total assets was primarily due to cash used in professional fees related to our recent prospectus offering as well as the purchase of inventory.

As at April 30, 2015, our company had total liabilities of $6,822 compared with total liabilities of $322 as at October 31, 2014.

As at April 30, 2015, our company had capital deficiency of $1,058 compared with working capital of $15,161 as at October 31, 2014. The decrease in working capital was primarily attributed to cash used in professional fees related to our registration statement.

Cash Flow from Operating Activities

During the six months ended April 30, 2015, our company used 11,481 in cash from operating activities.  The cash used from operating activities was attributed to professional fees related to its recent prospectus offering as well as the purchase of inventory.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the six months ended April 30, 2015.

Cash Flow from Financing Activities

The company did not use any funds for financing activities in the six months ended April 30, 2015.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended October 31, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated sufficient revenues to cover operating costs or raised enough funds.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investment by our sole director and officer.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to our limited number of officers and members of the Board of Directors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the period ended April 30, 2015.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.                          Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1	Rule 1350 Certification of Principal Executive and Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculations
101.DEF*	XBRL Taxonomy Extension Definitions
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LUMIOX, INC.
(Registrant)

Dated: June 15, 2015	/s/ Michael Paul Jarvie
Michael Paul Jarvie
President (principal executive officer), Chief Financial Officer (principal accounting officer), Secretary Treasurer and Member of the Board of Directors