Form 10-Q
period 2015-07-31
LUMIOX, INC.
filed 2015-09-10
CIK 1631001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No []

As of September 10, 2015, there 25,000,000 shares of the issuer's common stock, par value $0.001, outstanding.

LUMIOX, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

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

LUMIOX, INC.

UNAUDITED FINANCIAL STATEMENTS

For The Three and Nine Months Ended July 31, 2015

Lumiox, Inc.
Condensed Balance Sheets
(Unaudited)

	July 31, 2015	October 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$-	$15,483
Inventory	1,762	-
TOTAL ASSETS	$1,762	$15,483

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$8,000	$-
Due to related party	322	322
TOTAL LIABILITIES	8,322	322

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock, par value $0.001, 75,000,000 shares authorized, 25,000,000 shares issued and outstanding	25,000	25,000
Accumulated deficit	(31,560)	(9,839)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(6,560)	15,161

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$1,762	$15,483

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months	Nine Months	July 18, 2014
	Ended	Ended	(Inception) to
	July 31, 2015	July 31, 2015	July 31, 2014

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	320	1,439	-
Professional fees	5,182	20,282	-
Total Operating Expenses	5,502	21,721	-
NET LOSS BEFORE INCOME TAX	(5,502)	(21,721)
Provision for income taxes	-	-
NET LOSS	$(5,502)	$(21,721)	$-

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	-
Basic and Diluted Weighted Average Common Shares Outstanding	25,000,000	25,000,000	-

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.
Condensed Statement of Cash Flows
(Unaudited)

	Nine Months	July 18, 2014
	Ended	(Inception) to
	July 31, 2015	July 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,721)	$-
Adjustment to reconcile net income to net cash provided by operations:
Changes in operating assets and liabilities:
Inventory	(1,762)	-
Accounts payable and accrued liabilities	8,000	-
Net cash used in operating activities	(15,483)	-

Net decrease in cash and cash equivalents	(15,483)	-
Cash and cash equivalents - beginning of period	15,483	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

LUMIOX, INC.
Notes to the Condensed Interim Financial Statements
For The Three and Nine Months Ended July 31, 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

LUMIOX, INC. (the "Company") is a Nevada corporation incorporated on July 18, 2014. It is based in Fernley, NV, USA, and the Company's fiscal year end is October 31.

The Company intends to engage in the business of online light-lighting-distribution and Wholesale. To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States and presented in US dollars.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2015 and October 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2014 unaudited financial statements.  The results of operations for the period ended July 31, 2015 are not necessarily indicative of the operating results for the full years ending October 31, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 and $15,483 cash as at July 31, 2015 and October 31, 2014, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at July 31, 2015 and October 31, 2014, the Company had $1,762 and $0 inventory, respectively and the Company determined that no reserve was required.

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

There were no share-based expenses for the period ending July 31, 2015.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at July 31, 2015 and October 31, 2014.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2015.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended July 31, 2015, the Company earned no revenues and had a net loss from operations of $21,721. At July 31, 2015, the Company had capital deficiency of $6,560 and an accumulated deficit of $31,560.

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

NOTE 4 – EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Shares

On August 14, 2014, the company issued 25,000,000 shares to an officer and director at $0.001 per for $25,000 cash.

During the period ended July 31, 2015, no shares were issued. As at July 31, 2015 and October 31, 2014, the Company had 25,000,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 14, 2014, the company issued 25,000,000 shares to an officer and director at $0.001 per for $25,000 cash.

As at July 31, 2015, the Company was obligated to an officer and director, for an unsecured, non-interest bearing demand loan with a balance of $322.

NOTE 6 – PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Three Months Ended	Nine Months Ended
	July 31, 2015	July 31, 2015
Income tax expense at statutory rate	$(1,871)	$(7,385)
Valuation allowance	1,871	7,385
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2015	October 31, 2014
NOL Carryover	$10,730	$3,345
Valuation allowance	(10,730)	(3,345)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $31,560, which expire commencing in fiscal 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued, September 2, 2015, and through the date that they were filed and based on our evaluation no material events have occurred that require disclosure.

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

Results of Operations

The following table provides selected financial data about our company for the period ended July 31, 2015 and the year ended October 31, 2014.

	July 31, 2015	October 31, 2014
Cash	$-	$15,483
Inventory	$1,762	$-
Total Assets	$1,762	$15,483
Total Liabilities	$8,322	$322
Stockholders' Equity (Deficit)	$(6,560)	$15,161

Our decrease in cash of $15,483 was attributed to cash used in operating expenses during the period ended July 31, 2015.

The following summary of our results of operations, for the three and nine months ended July 31, 2015, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended	Nine Months Ended
	July 31, 2015	July 31, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	320	1,439
Professional fees	5,182	20,282
Total Operating Expenses	5,502	21,721
NET LOSS BEFORE INCOME TAX	(5,502)	(21,721)
Provision for income taxes	-	-
NET LOSS	$(5,502)	$(21,721)

Three months ending July 31, 2015:

For the three months ended July 31, 2015, we had revenue of $0.

We incurred $320 in general and administrative expenses and $5,182 in professional fees, resulting in an operating and net loss of $5,502. The professional fees were primarily related to our ongoing regulatory requirements.

Nine months ending July 31, 2015:

For the nine months ended July 31, 2015, we had revenue of $0.

For the nine months ended July 31, 2015, we incurred $1,439 in general and administrative expenses and $20,282 in professional fees, resulting in an operating and net loss of $21,721. The professional fees were primarily related to our registration statement.

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

As at July 31, 2015, our cash balance was $0 and we had current liabilities $8,322.

We had no material commitments for capital expenditures as of July 31, 2015.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of July 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	July 31, 2015	October 31, 2014
Current Assets	$1,762	$15,483
Current Liabilities	$8,322	$322
Working Capital	$(6,560)	$15,161

Cash Flows

Nine Months Ended
July 31, 2015
Cash Flows used in Operating Activities	$(15,483)
Cash Flows from Investing Activities	-
Cash Flows from Financing Activities	-
Net Decrease in Cash During Period	$(15,483)

As at July 31, 2015, our company's cash balance was $0 compared to $15,483 as at October 31, 2014 and our total assets were $1,762 compared to $15,843 as at October 31, 2014. The decrease in cash and total assets was primarily due to cash used in professional fees related to our recent prospectus offering as well as the purchase of inventory.

As at July 31, 2015, our company had total liabilities of $8,322 compared with total liabilities of $322 as at October 31, 2014.

As at July 31, 2015, our company had capital deficiency of $6,560 compared with working capital of $15,161 as at October 31, 2014. The decrease in working capital was primarily attributed to cash used in professional fees related to our registration statement.

Cash Flow from Operating Activities

During the nine months ended July 31, 2015, our company used 15,483 in cash from operating activities, compared to $0 cash used in operating activities during the July 18, 2014 (inception) to July 31, 2014. The cash used from operating activities was attributed to professional fees related to its recent prospectus offering as well as the purchase of inventory.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the nine months ended July 31, 2015.

Cash Flow from Financing Activities

The company did not use any funds for financing activities in the nine months ended July 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the period ended July 31, 2015.

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
LUMIOX, INC.
(Registrant)

Dated: September 10, 2015	/s/ Michael Paul Jarvie
Michael Paul Jarvie
President (principal executive officer), Chief Financial Officer (principal accounting officer), Secretary Treasurer and Member of the Board of Directors