Form 10-K
period 2015-10-31
LUMIOX, INC.
filed 2016-01-07
CIK 1631001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number:  333-201647

LUMIOX, INC.
 (Exact name of registrant as specified in its charter)

Nevada	61-1742034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Office 7, Vaynor House 2, Vaynor Road Milford Haven, Pembrokeshire, UK SA73 2NB
(Address of principal executive offices)

Registrant's telephone number, including area code:   08081782620

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]     No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2015, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

The number of shares outstanding of  the registrant's Common Stock, par value $0.001 per share as of December 31, 2015, the latest practicable date.

25,000,000

DOCUMENTS INCORPORATED BY REFERENCE: None

Part I
Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Item 1. Business.

Business Development

Lumiox, Inc. was incorporated in the State of Nevada on July 18, 2014, and our fiscal year end is October 31.  The company's address is, Office 7, Vaynor House 2, Vaynor Road, Milford Haven, Prembrokeshire, UK SA73 2NB.  Our telephone number is 08081782620.

Lumiox, Inc. has no revenues, and has only limited cash on hand.  We have sustained losses since inception and have relied solely upon the sale of our securities for funding.  Lumiox has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Principal Products, Services and Their Markets

Lumiox is a development stage company that intends to operate an online store of Light Emitting Diode (LED) Lighting Products initially selling LED flood lights complete with metal housing targeting the playground sector, where Mr. Jarvie can incorporate the lighting into his new designs and installations in new playground designs developed by others.

The main product we will use to target the above market will be the following:

•	200W LED Flood Light complete with metal housing

LED lights are made from a type of solid material called a semiconductor. When electricity is passed through this semiconductor the electrons (tiny subatomic particles) become excited and start zipping around. When this occurs they release energy in the form of light which illuminates the surrounding environment. When it comes to outdoor LED lights, the lights are housed in a weather proofed fitting if plugged into a main electrical supply.

Status of Publicly Announced New Products or Services

Lumiox currently have no new publicly announced products or services other than the product it expects to sell on its website.

Competitive Business Conditions and Strategy; Lumiox, Inc.'s Position in the Industry

Barrier to entry in the industry is extremely low and there are many competitors.  Lumiox intends to establish itself as a competitive company in the online sales of LED lighting products.  Lumiox's main competitors will be firms offering similar products and include, but are not limited to the following: http://www.right-light.co.uk/.

As a new company compared to some of our competitors, they may have greater financial and marketing resources than do we and they may have a greater advantage to negotiate better discounts as they have been around longer. There are no assurances that our efforts to compete in the marketplace will be successful.  Although LED lighting has a higher initial cost than traditional lighting, the difference in cost differential is closing, as LED’s are becoming more advanced.  Our goal is to educate our customers on the long term benefits and cost reductions of LED lighting over traditional lighting.

Talent Sources and Names of Principal Suppliers

Lumiox has hired an independent contractor to design and develop our website but there is no contract or agreement in place.  We will also hire an independent contractor to do our marketing and advertising of our website but have not yet selected a service provider.  On January 10, 2015 we entered into an agreement with Rayborn Lighting Co., Limited to supply our LED products. We have not entered into any other agreements with any other vendors.

Dependence on one or a few major Customers

Lumiox, Inc. will be dependent on the website, social media, Google Adwords and contacts of Mr. Jarvie in the playground design and construction industry to source potential customers.  Currently we have not yet acquired any customers since our website is not yet fully developed and operational and we have yet to begin any advertising and marketing.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent, trademark, or product license. We have not entered into any agreements of contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We are not aware of any governmental regulations which would currently be material to our operations.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Number of Employees

Lumiox, Inc. has no employees.  The sole officer and director is donating his time to the development of the company, and intends to do whatever work is necessary in order to bring us to the point of earning revenues.  We estimate that he will be able to complete his required work and complete whatever work is necessary by spending 20 hours per week without lending the Company additional funds.  If this is not the case and additional time and funds will be require then he is willing to commit additional time funds although he has no commitment or contractual obligation to do so.  We have no other employees, and do not foresee hiring any additional employees in the near future.  We will be engaging independent contractors to design and develop our website and manage our internet marketing efforts.

Plan of Operation

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K.  Except for the historical information contained herein, the discussion in this Prospectus contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K.  The Company's actual results could differ materially from those discussed here.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated revenues and have limited operating history.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through its current public offering declared effective by the SEC on May 4, 2015.  We were unable to raise capital through family and friends in this offering and have added a management member who we believe can further develop our business and help with fund raising in the future.

Lumiox has limited operations, no revenue, limited financial backing and limited assets.  Our plan is to operate an online store of Light Emitting Diode (LED) Lighting Products initially selling LED flood lights complete with metal housing targeting the playground sector.

Once we have completed our current offering we will design and develop our website.  We expect to complete the design and development of our website in 2 months after completion of our offering.  Concurrently, while developing our website we will purchase initial inventory.   To design and develop our website with an ecommerce portal, we will require $5,000.  We will use $1,000 to purchase inventory samples and then up to an additional $9,000 to purchase our initial inventory.

At present, we do not have enough cash on hand to cover our our expenses for the next 12 months. In order to proceed with our business plan, we plan to raise funds from our current offering or loans from our officers.  Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either money that we raise from our equity, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

Reports to Security Holders

We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q, as required by Section 15(d).

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports and other electronic information regarding Lumiox, Inc. and filed with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own interests in any real property.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not yet quoted on the OTC Markets (the "OTCPINK").

As at October 31, 2015, the Company had 2 active shareholders of record and 25,000,000 common shares issued and outstanding.

Transfer Agent

The Company does not yet have a transfer agent.

Dividends

The Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.  The Company's Board of Director currently plans to retain earnings for the development and expansion of the Company's business.  Any future determination as to the payment of dividends will be at the discretion of the Board of Director of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Director may deem relevant.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We did not issue unregistered equity securities during the fiscal year ended October 31, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2015.

Item 6. Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have generated no revenues since inception and have an accumulated deficit of $36,816 and net loss of $26,977 through October 31, 2015, which were comprised of professional fees of $25,538 and general and administrative costs of $1,439.

The following table provides selected financial data about our company for the year ended October 31, 2015 and 2014.

	October 31, 2015	October 31, 2014
Current Assets	$1,762	$15,483
Current Liabilities	$13,578	$322
Working Capital (Deficiency)	$(11,816)	$15,161

The following summary of our results of operations, should be read in conjunction with our financial statements, as included in this Form 10-K.

	Year Ended October 31, 2015	Period from July 18, 2014 (Inception) to October 31, 2014
Total expenses	$26,977	$9,839
Operating revenue	$-	$-
Net loss	$(26,977)	$(9,839)
Net loss per common share: Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding: Basic and diluted	$25,000,000	$18,632,075
Cash dividends declared per common share	$-	$-
Inventory	$1,762	$-
Long-term debt	$-	$-
Stockholder's equity (Deficiency)	$(11,816)	$15,161

Revenue

We have generated no revenues since July 18, 2014 (inception).

Expenses

We have a net loss of $26,977 during the year ended October 31, 2015 and a net loss of $9,839 during the period from July 18, 2014 (inception) to October 31, 2014.

Operating expenses for the year ended October 31, 2015 increased by $17,138 from $9,839 for the period from July 18, 2014 (inception) to October 31, 2014.  Operating expenses were comprised of professional fees of $25,538 and general and administrative costs of $1,439 for the year ended October 31, 2015, compared to professional fees of $9,000 and general and administrative costs of $839 for the period ended October 31, 2014.

Our professional fees increased in 2015 due to increased fees related to our offering and regulatory reporting and our general and administrative fees increased due to spending on our website and increased office expenses as compared to 2014.

Liquidity and Financial Condition

Currently we do not have sufficient funds for any of our business development over the next 12 months.

Working Capital

	October 31, 2015	October 31, 2014
Current Assets	$1,762	$15,483
Current Liabilities	$13,578	$322
Working Capital (Deficiency)	$(11,816)	$15,161

Cash Flows

	Year Ended October 31, 2015	Period July 18, 2014 (inception) to August 31, 2014
Cash used in operating activities	$(15,483)	$(9,839)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$-	$25,322
Cash and cash equivalents on hand	$-	$15,483

Cash Flow from Operating Activities

During the year ended August 31, 2015, our company used $15,483 in cash from operating activities compared to the use of $9,839 of cash for operating activities during the period ended October 31, 2014.

Cash Flow from Investing Activities

From inception through to August 31, 2015, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the year ended October 31, 2015, our company received $nil, compared to $25,000 cash received from the Company's officer and director for purchase of common shares and $322 for a shareholder loan for a total of $25,322 for the period ended October 31, 2014.

We had no material commitments for capital expenditures as at October 31, 2015 and 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as at October 31, 2015 that will result in or that is reasonably likely to materially increase or decrease our current liquidity.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We have generated no revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we do not have enough cash on hand to cover operating costs for the next 12 months.

If we are unable to meet our needs for cash from either our current offering, operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Liquidity and Capital Resources

To meet our need for cash we plan to raise funds from our Offering. On May 4, 2015, the Company's Registration Statement on Form S-1 was declared effective, which the Company is seeking to raise $80,000 under the Offering.  The Company has not yet sold any shares under its current offering. To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

GILLESPIE & ASSOCIATES, PLLC
CERTIFIED PUBLIC ACCOUNTANTS
10544 ALTON AVE NE
SEATTLE, WA  98125
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Lumiox, Inc.

We have audited the accompanying balance sheets of Lumiox, Inc. as of October 31, 2015 and 2014 and the related statements of operations, stockholders’ equity and cash flows for the periods ended October 31, 2015 and from July 18, 2014 (inception) through October 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, subject to the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Lumiox, Inc. as of October 31, 2015 and 2014 and the results of its operations and cash flows for the period ended October 31, 2015 and from July 18, 2014 (inception) through October 31, 2014 in conformity with generally accepted accounting principles in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington
December 15, 2015

Lumiox, Inc.
Balance Sheets

	October 31, 2015	October 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$-	$15,483
Inventory	1,762	-
TOTAL ASSETS	$1,762	$15,483

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$13,256	$-
Due to related party	322	322
TOTAL LIABILITIES	13,578	322

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock, par value $0.001, 75,000,000 shares authorized,
25,000,000 shares issued and outstanding	25,000	25,000
Accumulated deficit	(36,816)	(9,839)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(11,816)	15,161

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$1,762	$15,483

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.
Statements of Operations

		July 18, 2014
	Year Ended	(Inception) to
	October 31, 2015	October 31, 2014

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	1,439	839
Professional fees	25,538	9,000
Total Operating Expenses	26,977	9,839
NET LOSS BEFORE INCOME TAX	(26,977)	(9,839)
Provision for income taxes	-	-
NET LOSS	$(26,977)	$(9,839)

Basic and Diluted Net Loss per Common Share	$(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	25,000,000	18,632,075

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.
Statements of Stockholder's Equity

				Total
	Common Stock		Accumulated	Stockholder's
	Number of Shares	Amount	Deficit	Equity (Deficit)

Balance - July 18, 2014 (Inception)	-	$-	$-	$-
Common shares issued for cash	25,000,000	25,000	-	25,000
Net loss	-	-	(9,839)	(9,839)
Balance - October 31, 2014	25,000,000	25,000	(9,839)	15,161
Net loss	-	-	(26,977)	(26,977)
Balance - October 31, 2015	25,000,000	$25,000	$(36,816)	$(11,816)

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.
Statements of Cash Flows

		July 18, 2014
	Year Ended	(Inception) to
	October 31, 2015	October 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,977)	$(9,839)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in operating assets and liabilities:
Inventory	(1,762)	-
Accounts payable and accrued liabilities	13,256	-
Net cash used in operating activities	(15,483)	(9,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related party	-	322
Proceed from issuance of common stock	-	25,000
Net cash provided by financing activities	-	25,322

Net increase (decrease) in cash and cash equivalents	(15,483)	15,483
Cash and cash equivalents - beginning of period	15,483	-
Cash and cash equivalents - end of period	$-	$15,483

Supplemental Cash Flow:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

LUMIOX, INC.
Notes to the Audited Financial Statements
October 31, 2015

NOTE 1 -     ORGANIZATION AND DESCRIPTION OF BUSINESS

LUMIOX, INC. (the “Company”) is a Nevada corporation incorporated on July 18, 2014. It is based in Fernley, NV, USA, and the Company’s fiscal year end is October 31.

The Company intends to engage in the business of online light-lighting-distribution and Wholesale. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States and presented in US dollars.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $nil and $15,483 cash as at October 31, 2015 and 2014, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at October 31, 2015 and October 31, 2014, the Company had $1,762 and $0 inventory, respectively and the Company determined that no reserve was required.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures”,  which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2015.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 -  GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended October 31, 2015, the Company earned no revenues and had a net loss from operations of $26,977. At October 31, 2015, the Company had working capital deficiency of $11,816 and an accumulated deficit of $36,816.The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

As at October 31, 2015 and 2014, the Company had 25,000,000 shares issued and outstanding.

NOTE 5 -   RELATED PARTY TRANSACTIONS

On August 14, 2014, the company issued 25,000,000 shares to an officer and director at $0.001 per for $25,000 cash.

On September 25, 2015, Michael Paul Jarvie sold 5,000,000 shares to Pawel Pawluczuk in private transaction for the sum of $5,000, secured by a promissory note that is due on September 25, 2020, and which carries interest at 5% per annum.  The sale was exempt under Sections 4(1) and 4(2) of the Securities Act of 1933, since it was a result of a private transaction.

As at October 31, 2015 and 2014, the Company was obligated to an officer and director, for an unsecured, non-interest bearing demand loan with a balance of $322.

NOTE 6 -   PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Year Ended	Year Ended
	October 31, 2015	October 31, 2014
Income tax expense at statutory rate	$(9,172)	$(3,345)
Valuation allowance	9,172	3,345
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of:

	October 31, 2015	October 31, 2014
NOL Carryover	$12,517	$3,345
Valuation allowance	(12,517)	(3,345)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $36,816, which expire commencing in fiscal 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 -   COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of October 31, 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 -   SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2015 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of October 31, 2015.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended October 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Date First Elected or Appointed
Michael Paul Jarvie	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Director	July 18, 2014
Pawel Pawluczuk	Secretary and Treasurer	September 25, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael Paul Jarvie

Michael Paul Jarvie is the President, CEO, CFO and Member of the Board of Directors for Lumiox, Inc.  From 2008 to present Mr. Jarvie holds the position of Project Coordinator at IQ Playgrounds.  IQ Playgrounds works with schools to design and install new playground designs.  His duties include but are not limited to project coordination and site surveys with prospective clients to discuss project requirements and budgets.

Mr. Michael Paul Jarvie attended Manchester Metropolitan University from 2002 – 2005 and received a Geography BSc.  In 2005 – 2006 he also attended Manchester Metropolitan University and obtained a Post Graduate Diploma in Environmental Management and Sustainable Development.

Pawel Pawluczuk

Since 2010, Mr. Pawluczuk has been the regional sales manager for Intersport, a chain of sporting goods stores throughout Europe. His duties at Intersport include overseeing a team of sales people, establishing sales programs and new product education seminars, and representing the interests of the regional sales force at national meetings. Since 2009, Mr. Pawluczuk has also been working to complete a law degree. Mr. Pawluczuk was appointed as our treasurer and secretary due to his legal training and business acumen.

Employment Agreements

We have no formal employment agreements with any of our employees, directors, or officers.

Family Relationships

There are no additional family relationships between any of our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company's common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have determined that we anticipate not adopting a code of ethics due to our limited number of executive officers and the fact that we have not commenced any material business operations.  We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers.

Board and Committee Meetings

Our board of directors currently consists of only one member, Michael Paul Jarvie. The Board held no formal meetings during the year ended October 31, 2015. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As at October 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

1.	any individual serving as Lumix, Inc.'s principal executive officer or acting in a similar capacity during the period ("PEO"), regardless of compensation level;
2.	Lumix, Inc.'s two most highly compensated executive officers other than the PEO who (A) served as executive officers at the end of the period and (B) received annual compensation during the last completed fiscal year in excess of $100,000; and
3.	up to two additional individuals for whom disclosure would have been provided pursuant to subsection (ii) of this paragraph but for the fact that the individual was not serving as an executive officer of Lumiox, Inc. at the end of the period.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Paul Jarvie, President, CEO, and CFO	2015 2014	- -	- -	- -	- -	- -	- -	- -	- -
Pawel Pawluczuk, Secretary and Treasurer	2015	-	-	-	-	-	-	-	-

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended October 31, 2015.

Outstanding Equity Awards at Fiscal Year End

There was no outstanding equity awards at the year ended October 31, 2015.

Option Exercises and Stock Vested

During our Fiscal year ended October 31, 2015, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 31, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)

Common	Michael Paul Jarvie Office 7, Vaynor House 2, Vaynor Road, Milford Haven England EC1V 2NX	20,000,000	80%
Common	Pawel Pawluczuk Office 7, Vaynor House 2, Vaynor Road, Milford Haven England EC1V 2NX	5,000,000	20%
Common	Director and Officer as a Group (2 individuals)	25,000,000	100%

(1)	The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.
(2)	Each shareholder owns his or her shares directly.
(3)	Based on 25,000,000 shares issued and outstanding as of October 31, 2015.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

On August 14, 2014, 25,000,000 shares of Lumiox Inc.'s common stock were issued to Michael Paul Jarvie, an officer of the Company, at the price of $0.001 per share (a total of $25,000).

On September 25, 2015, Michael Paul Jarvie sold 5,000,000 shares to Pawel Pawluczuk in private transaction for the sum of $5,000, secured by a promissory note that is due on September 25, 2020, and which carries interest at 5% per annum.

Shareholder loan

As at October 31, 2015 and 2014, there was a shareholder loan outstanding in the amount of $322.

Mr. Jarvie is a founder and therefore may be considered a promoter, as that term is defined in Rule 405 of Regulation C.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2015	Year Ended October 31, 2014
Audit Fees (1)	$11,100	$-
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$11,100	$-

(1)      Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)      Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."
(3)      Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)      All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:
Exhibit Number	Exhibit Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act

32.1*	Rule 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LUMIOX, INC
(Registrant)

Dated: January 7 , 2016	/s/ Michael Paul Jarvie
Michael Paul Jarvie
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 7, 2016	/s/ Michael Paul Jarvie
Michael Paul Jarvie
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)