Form 10-Q
period 2016-01-31
LUMIOX, INC.
filed 2016-03-16
CIK 1631001

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

08081782620
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No []

As of March 10, 2016, there 25,000,000 shares of the issuer’s common stock, par value $0.001, outstanding.

LUMIOX, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's October 31, 2015 Form 10K filed with the Securities and Exchange Commission on January 7, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending October 31, 2016.

LUMIOX, INC.

UNAUDITED FINANCIAL STATEMENTS

For The Three Months Ended January 31, 2016

Lumiox, Inc.
Condensed Balance Sheets
(Unaudited)

	January 31, 2016	October 31, 2015

ASSETS
Current Assets
Inventory	$1,762	$1,762
TOTAL ASSETS	$1,762	$1,762

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$23,465	$13,256
Due to related party	322	322
TOTAL LIABILITIES	23,787	13,578

STOCKHOLDER'S DEFICIT
Common stock, par value $0.001, 75,000,000 shares authorized, 25,000,000 shares issued and outstanding	25,000	25,000
Accumulated deficit	(47,025)	(36,816)
TOTAL STOCKHOLDER'S DEFICIT	(22,025)	(11,816)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,762	$1,762

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	January 31, 2016	January 31, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	609	929
Professional fees	9,600	3,600
Total Operating Expenses	10,209	4,529
NET LOSS BEFORE INCOME TAX	(10,209)	(4,529)
Provision for income taxes	-	-
NET LOSS	$(10,209)	$(4,529)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	25,000,000	25,000,000

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 31, 2016	January 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,209)	$(4,529)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in operating assets and liabilities:
Inventory	-	(1,762)
Accounts payable and accrued liabilities	10,209	-
Net cash used in operating activities	-	(6,291)

Net decrease in cash and cash equivalents	-	(6,291)
Cash and cash equivalents - beginning of period	-	15,483
Cash and cash equivalents - end of period	$-	$9,192

Supplemental Cash Flow:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

LUMIOX, INC.
Notes to the Condensed Financial Statements
January 31, 2016
(Unaudited)

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

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2016 and October 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2015 audited financial statements filed in form 10K on January 7, 2016. The results of operations for the period ended January 31, 2016 are not necessarily indicative of the operating results for the full years ending October 31, 2016.

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

NOTE 3 -  GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended January 31, 2016, the Company earned no revenues and had a net loss from operations of $10,209. At January 31, 2016, the Company had working capital deficiency of $22,025 and an accumulated deficit of $47,025.The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

As at January 31, 2016 and October 31, 2015, the Company had 25,000,000 shares issued and outstanding.

NOTE 5 -  RELATED PARTY TRANSACTIONS

On August 14, 2014, the company issued 25,000,000 shares to an officer and director at $0.001 per for $25,000 cash.

As at January 31, 2016 and October 31, 2015, the Company was obligated to an officer and director, for an unsecured, non-interest bearing demand loan with a balance of $322.

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of January 31, 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 -  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Risk Factors” section in our Registration Statement Form POS AM filed on January 14, 2016. You should carefully review the risks described in our Registration Statement Form S-1/A and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Lumiox,” “we,” “us,” or “our” are to LUMIOX, INC.

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

Results of Operations

The following table provides selected financial data about our company for the period ended January 31, 2016 and the year ended October 31, 2015.

	January 31, 2016	October 31, 2015
Cash	$-	$-
Inventory	$1,762	$1,762
Total Assets	$1,762	$1,762
Total Liabilities	$23,787	$13,578
Stockholders’ Deficit	$(22,025)	$(11,816)

The following summary of our results of operations, for the three ended January 31, 2016, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended
	January 31, 2016	January 31, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	609	929
Professional fees	9,600	3,600
Total Operating Expenses	10,209	4,529
NET LOSS BEFORE INCOME TAX	(10,209)	(4,529)
Provision for income taxes	-	-
NET LOSS	$(10,209)	$(4,529)

Three months ending January 31, 2016:

For the three months ended January 31, 2016 and 2015, we had revenue of $0.

For the three months ended January 31, 2016, we incurred $609 in general and administrative expenses and $9,600 in professional fees, resulting in an operating and net loss of $10,209. For the three months ended January 31, 2015, we incurred $929 in general and administrative expenses and $3,600 in professional fees, resulting in an operating and net loss of $4,529. The professional fees were primarily related to our ongoing regulatory requirements.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

To meet our need for cash, we intended to raise money from our Initial Public Offering (“Offering”).  On April 21, 2015, the Company filed a Prospectus as part of its Registration Statement on Form S-1/A which the Company sought to raise $80,000 under the Offering through issuance of 16,000,000 shares at $0.005 per share. The Company amended the Prospectus on January 14, 2016. As of the date of this report, the Company has not yet issued any common stock to investors through this Offering.

To date we have had minimal develop of our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

As at January 31, 2016, our cash balance was $0 and we had current liabilities $23,787.

We had no material commitments for capital expenditures as of January 31, 2016.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of January 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	January 31, 2016	October 31, 2015
Current Assets	$1,762	$1,762
Current Liabilities	$23,787	$13,578
Working Capital	$(22,025)	$(11,816)

Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2016	January 31, 2015
Cash Flows used in Operating Activities	$-	$(6,291)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	-	-
Net Decrease in Cash During Period	$-	$(6,291)

As at January 31, 2016 and October 31, 2015, our company’s cash balance was $0 total assets were $1,762..

As at January 31, 2016, our company had total liabilities of $23,787, compared with total liabilities of $13,578 as at October 31, 2015.

As at January 31, 2016, our company had working capital deficiency of $22,025 compared with working capital deficiency of $11,816 as at October 31, 2015. The decrease in working capital was primarily attributed to increase of accounts payable for professional fees related to our ongoing regulatory requirements.

Cash Flow from Operating Activities

During the three months ended January 31, 2016, our company used $0 in cash from operating activities, compared to $6,291 cash used in operating activities during the three months ended January 31, 2015. The cash used from operating activities for the three months ended January 31, 2015 was attributed to professional fees related to the Company’s registration statement as well as the purchase of inventory.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the three months ended January 31, 2016.

Cash Flow from Financing Activities

The company did not use any funds for financing activities in the three months ended January 31, 2016.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended October 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues to cover operating costs or raised enough funds. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investment by our sole director and officer.  We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the period ended January 31, 2016.

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
LUMIOX, INC.
(Registrant)

Dated: March 15, 2016	/s/ Michael Paul Jarvie
Michael Paul Jarvie
President (principal executive officer), Chief Financial Officer (principal accounting officer), Secretary Treasurer and Member of the Board of Directors