Form 10-Q
period 2016-04-30
LUMIOX, INC.
filed 2016-06-13
CIK 1631001

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

As of May 31, 2016, there 28,408,200 shares of the issuer’s common stock, par value $0.001, outstanding.

LUMIOX, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

LUMIOX, INC.

UNAUDITED FINANCIAL STATEMENTS

For The Three and Six Months Ended April 30, 2016 and 2015

Lumiox, Inc.
Condensed Balance Sheets
(Unaudited)

	April 30, 2016	October 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$12,560	$-
Inventory	1,762	1,762
TOTAL ASSETS	$14,322	$1,762

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$26,582	$13,256
Due to related party	322	322
TOTAL LIABILITIES	26,904	13,578

STOCKHOLDER'S DEFICIT

Common stock, par value $0.001, 75,000,000 shares authorized, 28,408,200 and 25,000,000 shares issued and outstanding, respectively	28,408	25,000
Additional paid-in capital	11,651	-
Accumulated deficit	(52,641)	(36,816)
TOTAL STOCKHOLDER'S DEFICIT	(12,582)	(11,816)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$14,322	$1,762

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	142	190	751	1,119
Professional fees	5,474	11,500	15,074	15,100
Total Operating Expenses	5,616	11,690	15,825	16,219
NET LOSS BEFORE INCOME TAX	(5,616)	(11,690)	(15,825)	(16,219)
Provision for income taxes			-	-
NET LOSS	$(5,616)	$(11,690)	$(15,825)	$(16,219)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	26,200,582	25,000,000	25,593,695	25,000,000

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30, 2016	April 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,825)	$(16,219)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in operating assets and liabilities:
Inventory	-	(1,762)
Accounts payable and accrued liabilities	13,326	6,500
Net cash used in operating activities	(2,499)	(11,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of common stock, net of share issuance costs	15,059	-
Net cash provided by financing activities	15,059	-

Net increase (decrease) in cash and cash equivalents	12,560	(11,481)
Cash and cash equivalents - beginning of period	-	15,483
Cash and cash equivalents - end of period	$12,560	$4,002

Supplemental Cash Flow:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

LUMIOX, INC.
Notes to the Condensed Financial Statements
April 30, 2016
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

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2016 and October 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2015 audited financial statements filed in form 10K on January 7, 2016. The results of operations for the period ended April 30, 2016 are not necessarily indicative of the operating results for the full years ending October 31, 2016.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended April 30, 2016, the Company earned no revenues and had a net loss from operations of $15,825. At April 30, 2016, the Company had working capital deficiency of $12,582 and an accumulated deficit of $52,461.The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

During the six months ended April 30, 2016, the Company issued 3,408,200 common shares to 19 unaffiliated investors through initial public offering for total proceeds of $17,041 and incurred share issuance cost of $1,982. The offering has not been closed at the date of the issuance of the financial statements and no shares have been issued subsequent to April 30, 2016.

As at April 30, 2016 and October 31, 2015, the Company had 28,408,200 and 25,000,000 shares issued and outstanding, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

On August 14, 2014, the company issued 25,000,000 shares to an officer and director at $0.001 per for $25,000 cash.

As at April 30, 2016 and October 31, 2015, the Company was obligated to an officer and director, for an unsecured, non-interest bearing demand loan with a balance of $322.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of April 30, 2016.

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

Results of Operations

The following table provides selected financial data about our company for the period ended April 30, 2016 and the year ended October 31, 2015.

	April 30, 2016	October 31, 2015
Cash	$12,560	$-
Inventory	$1,762	$1,762
Total Assets	$14,322	$1,762
Total Liabilities	$26,904	$13,578
Stockholders’ Deficit	$(12,582)	$(11,816)

The following summary of our results of operations, for the period ended April 30, 2016, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending April 30, 2016:

	Three Months Ended
	April 30, 2016	April 30, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	142	190
Professional fees	5,474	11,500
Total Operating Expenses	5,616	11,690
NET LOSS BEFORE INCOME TAX
Provision for income taxes
NET LOSS	$(5,616)	$(11,690)

For the three months ended April 30, 2016 and 2015, we had revenue of $0.

For the three months ended April 30, 2016, we incurred $142 in general and administrative expenses and $5,474 in professional fees, resulting in an operating and net loss of $5,616. For the three months ended April 30, 2015, we incurred $190 in general and administrative expenses and $11,500 in professional fees, resulting in an operating and net loss of $11,690. The professional fees were primarily related to our ongoing regulatory requirements.

Six months ending April 30, 2016:

	Six Months Ended
	April 30, 2016	April 30, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	751	1,119
Professional fees	15,074	15,100
Total Operating Expenses	15,825	16,219
NET LOSS BEFORE INCOME TAX	(15,825)	(16,219)
Provision for income taxes	-	-
NET LOSS	$(15,825)	$(16,219)

For the six months ended April 30, 2016 and 2015, we had revenue of $0.

For the six months ended April 30, 2016, we incurred $751 in general and administrative expenses and $15,074 in professional fees, resulting in an operating and net loss of $15,825. For the six months ended April 30, 2015, we incurred $1,119 in general and administrative expenses and $15,100 in professional fees, resulting in an operating and net loss of $16,219. The professional fees were primarily related to our ongoing regulatory requirements.

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

During the six months ended April 30, 2016, the Company issued 3,408,200 common shares to 19 unaffiliated investors through initial public offering for total proceeds of $17,041 and incurred share issuance cost of $1,982. The offering has not been closed at the date of this report.

To date we have had minimal develop of our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

As at April 30, 2016, our cash balance was $12,560 and we had current liabilities $26,904.

We had no material commitments for capital expenditures as of April 30, 2016.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of April 30, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	April 30, 2016	October 31, 2015
Current Assets	$14,322	$1,762
Current Liabilities	$26,904	$13,578
Working Capital	$(12,582)	$(11,816)

As at April 30, 2016 and October 31, 2015, our company’s cash balance was $12,560 and total assets were $14,322, compared with $0 cash and total assets of $1,762 as at October 31, 2015.

As at April 30, 2016, our company had total liabilities of $26,904, compared with total liabilities of $13,578 as at October 31, 2015.

As at April 30, 2016, our company had working capital deficiency of $12,582 compared with working capital deficiency of $11,816 as at October 31, 2015. The decrease in working capital was primarily attributed to increase of accounts payable for professional fees related to our ongoing regulatory requirements.

Cash Flows

Cash Flow from Operating Activities

During the six months ended April 30, 2016, our company used $2,499 in cash from operating activities, compared to $11,481 cash used in operating activities during the six months ended April 30, 2015. The cash used from operating activities for the six months ended April 30, 2015 was attributed to professional fees related to the Company’s registration statement as well as the purchase of inventory.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the six months ended April 30, 2016.

Cash Flow from Financing Activities

During the six months ended April 30, 2016, the Company issued 3,408,200 common shares to 19 unaffiliated investors through initial public offering for total proceeds of $17,041 and incurred share issuance cost of $1,982. The company did not have any funds from financing activities in the six months ended April 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended April 30, 2016, the Company issued 3,408,200 common shares to 19 unaffiliated investors through initial public offering for total proceeds of $17,041 and incurred share issuance cost of $1,982.

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

LUMIOX, INC.
(Registrant)

Dated: June 13, 2016	/s/ Michael Paul Jarvie
Michael Paul Jarvie
President (principal executive officer), Chief Financial Officer (principal accounting officer), Secretary Treasurer and Member of the Board of Directors