Form 10-Q
period 2016-07-31
LUMIOX, INC.
filed 2016-09-13
CIK 1631001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 9, 2016, there were 28,408,200 shares of the issuer’s common stock, par value $0.001, outstanding.

LUMIOX, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's October 31, 2015 Form 10K filed with the Securities and Exchange Commission on January 7, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending October 31, 2016.

LUMIOX, INC.

UNAUDITED FINANCIAL STATEMENTS

For The Three and Nine Months Ended July 31, 2016 and 2015

3

Lumiox, Inc.

Condensed Balance Sheets

(Unaudited)

	July 31, 2016	October 31, 2015
		(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$5,060	$-
Inventory	1,762	1,762
TOTAL ASSETS	$6,822	$1,762

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$18,829	$13,256
Due to related party	5,326	322
TOTAL LIABILITIES	24,155	13,578

STOCKHOLDER'S DEFICIT
Common stock, par value $0.001, 75,000,000 shares authorized, 28,408,200 and 25,000,000 shares issued and outstanding, respectively	28,408	25,000
Additional paid-in capital	11,651	-
Accumulated deficit	(57,391)	(36,816)
TOTAL STOCKHOLDER'S DEFICIT	(17,332)	(11,816)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$6,823	$1,762

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	-	320	751	1,439
Professional fees	4,750	5,182	19,824	20,282
Total Operating Expenses	4,750	5,502	20,575	21,721
NET LOSS BEFORE INCOME TAX	(4,750)	(5,502)	(20,575)	(21,721)

Provision for income taxes	-	-	-	-
NET LOSS	$(4,750)	$(5,502)	$(20,575)	$(21,721)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	28,408,200	25,000,000	26,538,711	25,000,000

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31, 2016	July 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,575)	$(21,721)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in operating assets and liabilities:
Inventory	-	(1,762)
Accounts payable and accrued liabilities	5,572	8,000
Net cash used in operating activities	(15,003)	(15,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related party	5,004	-
Proceed from issuance of common stock, net of share issuance costs	15,059	-
Net cash provided by financing activities	20,063	-

Net increase (decrease) in cash and cash equivalents	5,060	(15,483)
Cash and cash equivalents - beginning of period	-	15,483
Cash and cash equivalents - end of period	$5,060	$-

Supplemental Cash Flow:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

 The accompanying notes are an integral part of these financial statements.

LUMIOX, INC.

Notes to the Condensed Financial Statements

July 31, 2016

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

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2016 and October 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2015 audited financial statements filed in form 10K on January 7, 2016. The results of operations for the period ended July 31, 2016 are not necessarily indicative of the operating results for the full years ending October 31, 2016.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended July 31, 2016, the Company earned no revenues and had a net loss from operations of $20,575. At July 31, 2016, the Company had working capital deficiency of $17,332 and an accumulated deficit of $57,391. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

During the nine months ended July 31, 2016, the Company issued 3,408,200 common shares to 19 unaffiliated investors through initial public offering for total proceeds of $17,041 and incurred share issuance cost of $1,982. The offering has not been closed at the date of the issuance of the financial statements and no shares have been issued subsequent to July 31, 2016.

As at July 31, 2016 and October 31, 2015, the Company had 28,408,200 and 25,000,000 shares issued and outstanding, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

On August 14, 2014, the company issued 25,000,000 shares to an officer and director at $0.001 per for $25,000 cash.

As at July 31, 2016 and October 31, 2015, the Company was obligated to an officer and director, for an unsecured, non-interest bearing demand loan with a balance of $5,326. During the nine months ended July 31, 2016, the officer and director provided the Company $5,004 as a related party loan.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of July 31, 2016.

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

Results of Operations

The following table provides selected financial data about our company for the period ended July 31, 2016 and the year ended October 31, 2015.

	July 31, 2016	October 31, 2015
Cash	$5,060	$-
Inventory	$1,762	$1,762
Total Assets	$6,822	$1,762
Total Liabilities	$24,155	$13,578
Stockholders’ Deficit	$(17,332)	$(11,816)

The following summary of our results of operations, for the period ended July 31, 2016, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending July 31, 2016 compared to the three months ended July 31, 2015:

	Three Months Ended
	July 31, 2016	July 31, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	-	320
Professional fees	4,750	5,182
Total Operating Expenses	4,750	5,502
NET LOSS BEFORE INCOME TAX
Provision for income taxes	-	-
NET LOSS	$(4,750)	$(5,502)

For the three months ended July 31, 2016 and 2015, we had revenue of $0.

For the three months ended July 31, 2016, we incurred $0 in general and administrative expenses and $4,750 in professional fees, resulting in an operating and net loss of $4,750. For the three months ended July 31, 2015, we incurred $320 in general and administrative expenses and $5,182 in professional fees, resulting in an operating and net loss of $5,502. The professional fees were primarily related to our ongoing regulatory requirements.

Nine months ending July 31, 2016 compared to the nine months ended July 31, 2015:

	Nine Months Ended
	July 31, 2016	July 31, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	751	1,439
Professional fees	19,824	20,282
Total Operating Expenses	20,575	21,721
NET LOSS BEFORE INCOME TAX	(20,575)	(21,721)
Provision for income taxes	-	-
NET LOSS	$(20,575)	$(21,721)

For the nine months ended July 31, 2016 and 2015, we had revenue of $0.

For the nine months ended July 31, 2016, we incurred $751 in general and administrative expenses and $19,824 in professional fees, resulting in an operating and net loss of $20,575. For the nine months ended July 31, 2015, we incurred $1,439 in general and administrative expenses and $20,282 in professional fees, resulting in an operating and net loss of $21,721. The professional fees were primarily related to our ongoing regulatory requirements.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

To meet our need for cash, we intended to raise money from our Initial Public Offering (“Offering”). On April 21, 2015, our company filed a Prospectus as part of our Registration Statement on Form S-1/A which our company sought to raise $80,000 under the Offering through issuance of 16,000,000 shares of common stock at $0.005 per share. Our company amended the Prospectus on January 14, 2016.

During the nine months ended July 31, 2016, our company issued 3,408,200 shares of common stock to 19 unaffiliated investors through the Offering for total proceeds of $17,041 and incurred share issuance costs of $1,982. The Offering has not been closed at the date of this report.

To date we have had minimal development of our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

As at July 31, 2016, our cash balance was $5,060 and we had current liabilities $24,155.

We had no material commitments for capital expenditures as of July 31, 2016.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of July 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	July 31, 2016	October 31, 2015
Current Assets	$6,822	$1,762
Current Liabilities	$24,155	$13,578
Working Capital	$(17,332)	$(11,816)

As at July 31, 2016, our company’s cash balance was $5,060 and total assets were $6,822, compared with $0 cash and total assets of $1,762 as at October 31, 2015.

As at July 31, 2016, our company had total liabilities of $24,155, compared with total liabilities of $13,578 as at October 31, 2015.

As at July 31, 2016, our company had working capital deficiency of $17,332 compared with working capital deficiency of $11,816 as at October 31, 2015. The decrease in working capital was primarily attributed to increase of accounts payable for professional fees related to our ongoing regulatory requirements, and an increase in Due to Related party balance of $5,004.

Cash Flows

Cash Flow from Operating Activities

During the nine months ended July 31, 2016, our company used $15,003 in cash from operating activities, compared to $15,483 cash used in operating activities during the nine months ended July 31, 2015. The cash used from operating activities for the nine months ended July 31, 2016 was attributed to professional fees related offset by an increase in accounts payable of $5,572.

Cash Flow from Investing Activities

Our company did not use any funds for investing activities in the nine months ended July 31, 2016 or during the nine months ended July 31, 2015.

Cash Flow from Financing Activities

During the nine months ended July 31, 2016, our company issued 3,408,200 shares of common stock to 19 unaffiliated investors through our initial public offering for total proceeds of $17,041 and incurred share issuance cost of $1,982. In addition, our company was provided $5,004 from related party loans.

Our company did not have any funds from financing activities in the nine months ended July 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended July 31, 2016, our company issued 3,408,200 shares of common stock to 19 unaffiliated investors through our initial public offering for total proceeds of $17,041 and incurred share issuance cost of $1,982.

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

 __________

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

LUMIOX, INC.
(Registrant)

Dated: September 13, 2016	By:	/s/ Michael Paul Jarvie
Michael Paul Jarvie
President, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

