Form 10-K
period 2016-10-31
LUMIOX, INC.
filed 2017-01-30
CIK 1631001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [_________] to [_________]

Commission file number  333-201647

LUMIOX, INC.
(Exact name of registrant as specified in its charter)

Nevada	61-1742034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Office 7, Vaynor House 2, Vaynor Road, Milford Haven Pembrokeshire, UK	SA73 2NB
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 0808 178 2620

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2016 was $Nil based on a $Nil closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

29,472,800 common shares as of January 30, 2017.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "Lumiox" mean Lumiox, Inc., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on July 18, 2014. We are a development stage company that intends to operate an online store of Light Emitting Diode (LED) lighting products initially selling LED flood lights targeting the playground sector where Michael Paul Jarvie, and officer and director of our company, can incorporate them into his new designs and installations in new playground designs.

Our address is Office 7, Vaynor House 2, Vaynor Road, Milford Haven, Pembrokeshire, UK SA73 2NB.  Our telephone number is 08081782620.

We do not have any subsidiaries.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

We are a development stage company that intends to operate an online store of Light Emitting Diode (LED) Lighting Products initially selling LED flood lights complete with metal housing targeting the playground sector, where Mr. Jarvie can incorporate the lighting into his new designs and installations in new playground designs developed by others.

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

Status of Publicly Announced New Products or Services

We currently have no new publicly announced products or services other than the product we expect to sell on our website.

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

Dependence on one or a few major Customers

We will be dependent on our website, social media, Google Adwords and contacts of Mr. Jarvie in the playground design and construction industry to source potential customers.  Currently we have not yet acquired any customers since our website is not yet fully developed and operational and we have yet to begin any advertising and marketing.

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

Number of Employees

We have no employees. Mr. Jarvie, an officer and director, and Mr. Pawluczuk, an officer, are donating their time to the development of our company and they intend to do whatever work is necessary in order to bring us to the point of earning revenues. We have no other employees, and do not foresee hiring any additional employees in the near future. We will be engaging independent contractors to design and develop our website and manage our internet marketing efforts.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Properties

Our address is, Office 7, Vaynor House 2, Vaynor Road, Milford Haven, Pembrokeshire, UK SA73 2NB. Our offices are provided at no cost to our company.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not yet quoted on any markets or exchanges.

We have not yet appointed a transfer agent.

As of January 30, 2017 we had 28 shareholders with 29,472,800 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended October 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended October 31, 2016.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Twelve Months Ended October 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended October 31, 2016, which are included herein.

Our operating results for the twelve months ended October 31, 2016, for the twelve months ended October 31, 2015 and the changes between those periods for the respective items are summarized as follows:

	Twelve Month Period Ended October 31, 2016		Twelve Month Period Ended October 31, 2015		Change Between Twelve Month Periods Ended October 31, 2016 and October 31, 2015
Revenue	$	Nil	$	Nil	$0
General and administrative expenses		3,338		1,439	1,899
Professional fees		24,574		25,538	(964)
Net Loss		$(27,912)		$(26,977)	$(935)

Our financial statements report a net loss of $27,912 for the twelve month period ended October 31, 2016 compared to a net loss of $26,977 for the twelve month period ended October 31, 2015. Our losses have increased by $935, primarily as a result of increased administration expenses.

Our operating expenses for the year ended October 31, 2016 were $27,912 compared to $26,977 as of October 31, 2015. The increase in operating expenses was primarily as a result of increased administration expenses.

Liquidity and Financial Condition

Working Capital

	At October 31, 2016	At October 31, 2015
Current assets	$2,560	$1,762
Current liabilities	27,229	13,578
Working capital	$(24,669)	$(11,816)

Cash Flows

	Year Ended
	October 31
	2016	2015
Net cash (used in) operating activities	$(17,503)	$(15,483)
Net cash (used in) investing activities	Nil	Nil
Net cash from (used in) financing activities	20,063	Nil
Net increase (decrease) in cash during period	$2,560	$(15,483)

Our total current liabilities as of October 31, 2016 were $27,229 as compared to total current liabilities of $13,578 as of October 31, 2016. The increase was primarily due to additional amounts due for accounting services.

Operating Activities

Net cash used in operating activities was $17,503 for the year ended October 31, 2016 compared with net cash used in operating activities of $15,483 in the same period in 2015.

Investing Activities

Net cash used in investing activities was $Nil for the year ended October 31, 2016 compared to net cash used in investing activities of $Nil in the same period in 2015.

Financing Activities

Net cash from financing activities was $20,063 for the year ended October 31, 2016 compared to $Nil received from financing activities in the same period in 2015.

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

Liquidity and Capital Resources

To meet our need for cash we plan to raise funds from our Offering. On May 4, 2015, the Company's Registration Statement on Form S-1 was declared effective, which the Company is seeking to raise $80,000 under the Offering. The Company sold 3,408,200 shares at $0.005 per share during the year ended October 31, 2016. To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses. The offering has not been closed at the date of the issuance of the financial statements. Subsequent to October 31, 2016, 1,064,600 shares were issued to seven individual investors for proceeds of $6,223.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

As of October 31, 2016, our company had a net accumulated loss of $64,728 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending October 31, 2017. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

LUMIOX, INC.

AUDITED FINANCIAL STATEMENTS

October 31, 2016

F-1

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lumiox Inc.

We have audited the accompanying balance sheets of Lumiox Inc. as of October 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Lumiox Inc. for the years ended October 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

January 28, 2017

Lumiox, Inc.

Balance Sheets

	October 31, 2016	October 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$2,560	$-
Inventory	-	1,762
TOTAL ASSETS	$2,560	$1,762

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$21,904	$13,256
Due to related party	5,326	322
TOTAL LIABILITIES	27,229	13,578

STOCKHOLDER'S DEFICIT
Common stock, par value $0.001, 75,000,000 shares authorized,
28,408,200 and 25,000,000 shares issued and outstanding, respectively	28,408	25,000
Additional paid-in capital	11,651	-
Accumulated deficit	(64,728)	(36,816)
TOTAL STOCKHOLDER'S DEFICIT	(24,669)	(11,816)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$2,560	$1,762

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.

Statements of Operations

	Year ended
	October 31, 2016	October 31, 2015

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	3,338	1,439
Professional fees	24,574	25,538
Total Operating Expenses	27,912	26,977
NET LOSS BEFORE INCOME TAX	(27,912)	(26,977)
Provision for income taxes	-	-
NET LOSS	$(27,912)	$(26,977)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	27,008,637	25,000,000

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.

Statements of Stockholder's Equity

					Total
	Common Stock		Additional		Stockholder's
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance - October 31, 2014	25,000,000	25,000	-	(9,839)	15,161
Net loss	-	-	-	(26,977)	(26,977)
Balance - October 31, 2015	25,000,000	$25,000	$-	(36,816)	$(11,816)
Common shares issued for cash, net of share issuance costs	3,408,200	3,408	11,651	-	15,059
Net loss	-	-	-	(27,912)	(27,912)
Balance - October 31, 2016	28,408,200	$28,408	$11,651	(64,728)	$(24,669)

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.

Statements of Cash Flows

	Year ended
	October 31, 2016	October 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,912)	$(26,977)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in operating assets and liabilities:
Inventory	1,762	(1,762)
Accounts payable and accrued liabilities	8,647	13,256
Net cash used in operating activities	(17,503)	(15,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related party	5,004	-
Proceed from issuance of common stock, net of share issuance costs	15,059	-
Net cash provided by financing activities	20,063	-

Net increase (decrease) in cash and cash equivalents	2,560	(15,483)
Cash and cash equivalents - beginning of period	-	15,483
Cash and cash equivalents - end of period	$2,560	$-

Supplemental Cash Flow:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

LUMIOX, INC.

Notes to the Audited Financial Statements

October 31, 2016

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,560 and $0 cash as at October 31, 2016 and 2015, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at October 31, 2016 and October 31, 2015, the Company had $0 and $1,762 of inventory. During the year ended October 31, 2016, the Company wrote down $1,762 of inventory.

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

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,“Revenue Recognition.” No revenue has been recognized since inception. However, the Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ending October 31, 2016 and 2015.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of October 31, 2016.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2016.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended October 31, 2016, the Company earned no revenues and had a net loss from operations of $27,912. At October 31, 2016, the Company had working capital deficiency of $24,669 and an accumulated deficit of $64,728. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

During the year ended October 31, 2016, the Company issued 3,408,200 common shares to 19 unaffiliated investors through initial public offering for total proceeds of $17,041 and incurred share issuance cost of $1,982. The offering has not been closed at the date of the issuance of the financial statements and no shares have been issued subsequent to October 31, 2016.

As at October 31, 2016 and 2015, the Company had 28,408,200 and 25,000,000 shares issued and outstanding, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

On August 14, 2014, the company issued 25,000,000 shares to an officer and director at $0.001 per for $25,000 cash.

As at October 31, 2016 and 2015, the Company was obligated to an officer and director, for an unsecured, non-interest bearing demand loan with a balance of $5,326, and $322, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Year Ended	Year Ended
	October 31, 2016	October 31, 2015
Income tax expense at statutory rate	$(9,490)	$(9,172)
Valuation allowance	9,490	9,172
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of:

	October 31, 2016	October 31, 2015
NOL Carryover	$22,007	$12,517
Valuation allowance	(22,007)	(12,517)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $64,728, which expire commencing in fiscal 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of October 31, 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 28, 2017, the date these financial statements were available to be issued.

Subsequent to October 31, 2016, a total of 1,064,600 shares were issued to seven investors for a total of $6,223.

Based on our evaluation no other material events have occurred that require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2016 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of October 31, 2016.

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

10

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Michael Paul Jarvie	President, Chief Executive Officer, Chief Financial Officer and Director	31	July 18, 2014

Pawel Pawluczuk	Secretary and Treasurer	27	September 25, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael Paul Jarvie - President, Chief Executive Officer, Chief Financial Officer and Director

From 2008 to present Mr. Jarvie has held the position of Project Coordinator at IQ Playgrounds.  IQ Playgrounds works with schools to design and install new playground designs.  His duties include but are not limited to project coordination and site surveys with prospective clients to discuss project requirements and budgets.

Mr. Jarvie attended Manchester Metropolitan University from 2002 – 2005 and received a Geography BSc.  In 2005 – 2006 he also attended Manchester Metropolitan University and obtained a Post Graduate Diploma in Environmental Management and Sustainable Development.

Our company believes that Mr. Jarvie's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Pawel Pawluczuk – Secretary and Treasurer

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

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended October 31, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of October 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2016 and 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Michael Paul Jarvie	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	NIL
President, CEO, CFO and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Pawel Pawluczuk	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary and Treasurer	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards

During the fiscal year ended October 31, 2016 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended October 31, 2016 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January ___, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Michael Paul Jarvie Office 7, Vaynor House 2, Vaynor Road Milford Haven, Pembrokeshire, UK SA73 2NB	20,000,000 Common Shares / Direct	70.4%
Pawel Pawluczuk Office 7, Vaynor House 2, Vaynor Road Milford Haven, Pembrokeshire, UK SA73 2NB	5,000,000 Common Shares / Direct	17.6%
Directors and Executive Officers as a Group	25,000,000Common Shares	88.00%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January___, 2017. As of January___, 2017 there were 28,408,200 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Michael Paul Jarvie.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2016 and for fiscal year ended October 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2016	October 31, 2015
Audit Fees	$12,100	$12,100
Audit Related Fees	Nil	Nil
Tax Fees	300	650
All Other Fees	Nil	Nil
Total	$13,400	$12,750

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)         Financial Statements

(1)         Financial statements for our company are listed in the index under Item 8 of this document.

(2)         All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)         Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation and Amendments (Incorporated by reference to our Registration Statement on Form S-1 filed on January 22, 2015)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on January 22, 2015)
(10)	Material Contracts
10.1	Supply Agreement with Rayborn Lighting Co. Limited (Incorporated by reference to our Registration Statement on Form S-1 filed on January 22, 2015)
10.2	Stock Purchase Agreement (Incorporated by reference to our Current Report on Form 8-K filed on September 29, 2015)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LUMIOX, INC.
(Registrant)

Dated: January 30, 2017
/s/ Michael Paul Jarvie
Michael Paul Jarvie
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 30, 2017	/s/ Michael Paul Jarvie
Michael Paul Jarvie
President, Chief Executive Officer, Chief Financial Officer and Director

