Form 10-Q
period 2017-01-31
LUMIOX, INC.
filed 2017-03-17
CIK 1631001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to__________

Commission File Number 333-201647

LUMIOX, INC.
(Exact name of registrant as specified in its charter)

Nevada	61-1742034
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Office 7, Vaynor House 2, Vaynor Road, Milford Haven Pembrokeshire, UK	SA73 2NB
(Address of principal executive offices)	(Zip Code)

0808 178 2620
(Registrant’s telephone number, including area code)

N/A
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

☐ YES     ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☒ YES     ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

31,272,688 common shares issued and outstanding as of March 15, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's October 31, 2016 Form 10K filed with the Securities and Exchange Commission on January 30, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending October 31, 2017.

Lumiox, Inc.

Balance Sheets

	January 31, 2017	October 31, 2016

ASSETS
Current Assets
Cash and cash equivalents held in trust	$6,159	$2,560
TOTAL ASSETS	$6,159	$2,560

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$28,328	$21,903
Due to related party	5,326	5,326
TOTAL LIABILITIES	33,654	27,229

STOCKHOLDER'S DEFICIT
Common stock, par value $0.001, 75,000,000 shares authorized,
29,652,800 and 28,408,200 shares issued and outstanding, respectively	29,653	28,408
Additional paid-in capital	16,565	11,651
Accumulated deficit	(73,713)	(64,728)
TOTAL STOCKHOLDER'S DEFICIT	(27,495)	(24,669)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$6,159	$2,560

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.

Statement of Operations

	Three months ended
	January 31, 2017	January 31, 2016

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	435	609
Professional fees	8,550	9,600
Total Operating Expenses	8,985	10,209
NET LOSS BEFORE INCOME TAX	(8,985)	(10,209)
Provision for income taxes	-	-
NET LOSS	$(8,985)	$(10,209)

Basic and Diluted Net Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	26,769,327	25,000,000

The accompanying notes are an integral part of these financial statements.

Lumiox, Inc.

Statements of Cash Flows

	Three months ended
	January 31, 2017	January 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,985)	$(10,209)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,425	10,209
Net cash used in operating activities	(2,560)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of common stock, net of share issuance costs	6,159	-
Net cash provided by financing activities	6,159	-

Net increase (decrease) in cash and cash equivalents	3,599	-
Cash and cash equivalents held in trust - beginning of period	2,560	-
Cash and cash equivalents held in trust - end of period	$6,159	$-

Supplemental Cash Flow:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2017 and October 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 2016 audited financial statements filed in form 10K on January 30, 2017. The results of operations for the period ended January 31, 2017 are not necessarily indicative of the operating results for the full years ending October 31, 2017.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended January 31, 2017, the Company earned no revenues and had a net loss from operations of $8,985. At January 31, 2017, the Company had working capital deficiency of $27,495 and an accumulated deficit of $73,713. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

During the year ended October 31, 2016, the Company issued 3,408,200 common shares to 19 unaffiliated investors for total proceeds of $17,041 and incurred share issuance costs of $1,982.

During the three months ended January 31, 2017, the Company issued 1,244,600 common shares to 7 unaffiliated investors for total proceeds of $6,223and incurred share issuance costs of $64.

As at January 31, 2017 and October 31, 2016, the Company had 29,652,800 and 28,408,200 shares issued and outstanding, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 14, 2014, the company issued 25,000,000 shares to an officer and director at $0.001 per for $25,000 cash.

As at January 31, 2017, and October 31, 2016, the Company was obligated to an officer and director, for an unsecured, non-interest bearing demand loan with a balance of $5,326, and $5,326, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of January 31, 2017.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 15, 2017.

Subsequent to January 31, 2017, a total of 1,619,888 shares were issued to nine investors for a total of $8,099.

Based on our evaluation no other material events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Lumiox, Inc. a Nevada corporation, unless otherwise indicated.

Corporate Overview

We were incorporated on July 18, 2014 in the State of Nevada. We intend to engage in the business of online light-lighting-distribution and Wholesale.

Our fiscal year end is October. Our business address is Office 7, Vaynor House 2, Vaynor Road Milford Haven, Pembrokeshire, UK SA73 2NB. The address of our agent for service in Nevada and registered corporate office is 564 Wedge Lane, Fernley, NV 89408. Our telephone number is 08081782620.

Results of Operations

The following table provides selected financial data about our company for the period ended January 31, 2017 and the year ended October 31, 2016.

	January 31, 2017	October 31, 2016
Cash and cash equivalents held in trust	$6,159	$2,560
Inventory	$-	$-
Total Assets	$6,159	$2,560
Total Liabilities	$33,654	$27,229
Stockholders’ Deficit	$(27,495)	$(24,669)

The following summary of our results of operations, for the three months ended January 31, 2017, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended
	January 31, 2017	January 31, 2016

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	435	609
Professional fees	8,550	9,600
Total Operating Expenses	8,985	10,209
NET LOSS BEFORE INCOME TAX	(8,985)	(10,209)
Provision for income taxes	-	-
NET LOSS	$(8,985)	$(10,209)

Three months ending January 31, 2016:

For the three months ended January 31, 2017 and 2016, we had revenue of $0.

For the three months ended January 31, 2017, we incurred $435 in general and administrative expenses and $8,550 in professional fees, resulting in an operating and net loss of $8,985. For the three months ended January 31, 2016, we incurred $609 in general and administrative expenses and $9,600 in professional fees, resulting in an operating and net loss of $10,209. The professional fees were primarily related to our ongoing regulatory requirements.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

To meet our need for cash we plan to raise funds from our Offering. On May 4, 2015, the Company's Registration Statement on Form S-1 was declared effective, which the Company is seeking to raise $80,000 under the Offering. The Company sold 3,408,200 shares at $0.005 per share during the year ended October 31, 2016. To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses. The offering has not been closed at the date of the issuance of this quarterly report. For the three month period ending January 31, 2017, 1,064,600 shares were issued to seven individual investors for proceeds of $6,223.

To date we have had minimal develop of our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

As at January 31, 2017, our cash balance was $6,159 and we had current liabilities $33,654.

We had no material commitments for capital expenditures as of January 31, 2017.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of January 31, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	January 31, 2017	October 31, 2016
Current Assets	$6,159	$2,560
Current Liabilities	$33,654	$27,229
Working Capital	$(27,495)	$(24,669)

Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2017	January 31, 2016
Cash Flows used in Operating Activities	$(2,560)	$-
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	6,159	-
Net Decrease in Cash During Period	$3,599	$-

As at January 31, 2017 our company’s cash balance was $6,159 and total assets were $6,159. As at October 31, 2016, our company’s cash balance was $2,560 and total assets were $2,560.

As at January 31, 2017, our company had total liabilities of $33,654, compared with total liabilities of $27,229 as at October 31, 2016.

As at January 31, 2017, our company had working capital deficiency of $27,495 compared with working capital deficiency of $24,669 as at October 31, 2016. The decrease in working capital was primarily attributed to an increase in accounts payable and accrued liabilities.

Cash Flow from Operating Activities

During the three months ended January 31, 2017, our company used $2,560 in cash from operating activities, compared to $0 cash used in operating activities during the three months ended January 31, 2016. The cash used from operating activities for the three months ended January 31, 2017 was attributed to an increase in accounts payable of $6,425.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the three months ended January 31, 2017 or the three months ended January 31, 2016.

Cash Flow from Financing Activities

The company received $6,169 in the three months ended January 31, 2017 related to the proceeds from issuance of common shares. The Company had no financing activities for the three months ended January 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUMIOX, INC.
(Registrant)

Dated: March 17, 2017	By:	/s/ Michael Paul Jarvie
Michael Paul Jarvie
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

